Form 10-K
BCAP LLC Trust 2007-AA4
filed 2008-03-31
CIK 1403656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-140720-03

                             BCAP LLC Trust 2007-AA4
          (Exact name of Issuing Entity as specified in its Charter)

                                  BCAP LLC
           (Exact name of depositor as specified in its Charter)

                            Sutton Funding LLC
             (Exact name of sponsor as specified in its Charter)

                            Barclays Bank PLC
             (Exact name of sponsor as specified in its Charter)

                                   Group I Pooling Tier REMIC A 20-0597443
                                   Group I Pooling Tier REMIC B 20-0597465
                                       Group I Lower Tier REMIC 20-0597479
                                       Group I Upper Tier REMIC 20-0597501
                                    Group II Pooling Tier REMIC 20-0597516
                                      Group II Lower Tier REMIC 20-0597529
                                    Group II Upper Tier REMIC 2 20-0597545
                    New York                      Grantor Trust 20-7489965
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number
               of issuing entity)                        of issuing entity)

          c/o Deutsche Bank National Trust Company
          1761 East St. Andrew Place
          Santa Ana, California                                  92705
 (Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (714) 247-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
     to this Form 10-K.                         Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15(a).

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                    PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                    PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.


     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

              ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Information.

     No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

     Item 1115(b) of Regulation AB, Certain Derivative Instruments.

     No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

     Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Regarding Countrywide Financial Corporation

Pursuant to a Form 10-K filed by Countrywide Financial Corporation ("the Company") on February 29, 2008 (Commission File No. 001-8422; CIK No. 0000025191), the parent of Countrywide Home Loan Servicing LP, one of the servicers and original loan sellers, CFC the Company stated that various lawsuits alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against us and certain current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, or state superior court in Los Angeles, or state court in Delaware. The Company stated that among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company stated that these cases allege, among other things, that the Company did not disclose complete and accurate information about mortgage lending practices and financial condition. The Company stated that shareholder derivative cases brought in federal court are brought on the Company's behalf and do not seek recovery of damages from the Company.

The Company stated that two consolidated cases alleging claims for derivative relief on behalf of the Company are also pending in federal district court in Delaware, and allege, among other things, that certain of the Company's proxy filings contain incorrect statements relating to the compensation of the Chief Executive Officer.

The Company stated that various class action lawsuits relating to the proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of shareholders against the Company, the Company's directors and Bank of America. The Company stated that the class action lawsuits filed in state court in California have been removed to federal court in Los Angeles and that these lawsuits allege that the Company's directors breached their fiduciary duties to the Company's shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. The Company stated that, similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

The Company stated that it is difficult to predict the resulting outcome of these proceedings, particularly where investigations and proceedings are in early stages. The Company stated that given the inherent difficulty in predicting the outcome of legal proceedings, the Company cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. The Company stated that it provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. The Company stated that although the ultimate outcome of the legal proceedings discussed above cannot be ascertained at this time, the Company believes that any resulting liability will not materially affect the consolidated financial position; such resolution, however, could be material to operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period. The Company stated that its assessment is based, in part, on the existence of insurance coverage.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously filed in a 424(b)(5) filed on July 2, 2007 (Commission File No. 333-140720-03).

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibits 33 and 34.

     Material Instances of Noncompliance.

     Chevy Chase Bank, F.S.B. (the "Bank") has identified the following instances of noncompliance with servicing criteria 1122(d)(2)(vii)(b) and 1122(d)(2)(vii)(d) applicable to the platform during the year end December 31, 2007 as follows:

     1122(d)(2)(vii)(b) - Based on a sample of transactions, it was noted that one bank reconciliation was completed beyond the investor required 45-day time constraint and two bank reconciliations that did not contain a completion date.

     1122(d)(2)(vii)(d) - Based on a sample of transactions, it was noted that certain agency bank reconciliations did not contain an explanation of reconciling items, therefore it could not be determined if those reconciling items were resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) Exhibits.

        (1) Not Applicable.

        (2) Not Applicable.

        (3)

        Exhibit 4 was filed as part of the Registrant's Current Report on Form 8-K filed on July 26, 2007 (Commission File No. 333-140720-03) and is incorporated by reference herein.

        Exhibit 4 Trust Agreement, dated as of June 1, 2007, by and among BCAP LLC, as depositor, Wells Fargo Bank, N.A., as custodian, and Deutsche Bank National Trust Company, as trustee.

        (31) Rule 13a-14(d)/15d-14(d) Certification.

        (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 33.1 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.2 Wells Fargo Bank, N.A.'s as servicer Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.3 Chevy Chase Bank, F.S.B.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.4 Wells Fargo Bank, N.A.'s as custodian Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.5 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End
             December 31, 2007.

        (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Countrywide Home Loans Servicing LP's Report (Exhibit 33.1) for Year End December 31, 2007.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s as servicer Report (Exhibit 33.2) for Year End December 31, 2007.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Chevy Chase Bank, F.S.B.'s Report (Exhibit 33.3) for Year End December 31, 2007.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s as custodian Report (Exhibit 33.4) for Year End December 31, 2007.

             Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.5) for Year End December 31, 2007.

        (35) Servicer compliance statement.

             Exhibit 35.1 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2007.

             Exhibit 35.2 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2007.

             Exhibit 35.3 Chevy Chase Bank, F.S.B.'s Annual Statement of Compliance for Year End December 31, 2007.

     (b) See (a) above.

     (c) Not Applicable.


                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           By: BCAP LLC,
                               (Depositor)


                                      By:  /s/ Tom Hamilton
                                           Tom Hamilton
                                           President and
                                           Chief Executive Officer
                                          (Senior Officer in Charge of
                                           Securitization of the Depositor)


     Date: March 28, 2008



     EXHIBIT INDEX

        Exhibit 4 was filed as part of the Registrant's Current Report on Form 8-K filed on July 26, 2007 (Commission File No. 333-140720-03) and is incorporated by reference herein.

        Exhibit 4 Trust Agreement, dated as of June 1, 2007, by and among BCAP LLC, as depositor, Wells Fargo Bank, N.A., as custodian, and Deutsche Bank National Trust Company, as trustee.

        (31) Rule 13a-14(d)/15d-14(d) Certification.

        (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 33.1 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.2 Wells Fargo Bank, N.A.'s as servicer Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.3 Chevy Chase Bank, F.S.B.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.4 Wells Fargo Bank, N.A.'s as custodian Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.5 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End
             December 31, 2007.

        (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Countrywide Home Loans Servicing LP's Report (Exhibit 33.1) for Year End December 31, 2007.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s as servicer Report (Exhibit 33.2) for Year End December 31, 2007.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Chevy Chase Bank, F.S.B.'s Report (Exhibit 33.3) for Year End December 31, 2007.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s as custodian Report (Exhibit 33.4) for Year End December 31, 2007.

             Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.5) for Year End December 31, 2007.

        (35) Servicer compliance statement.

             Exhibit 35.1 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2007.

             Exhibit 35.2 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2007.

             Exhibit 35.3 Chevy Chase Bank, F.S.B.'s Annual Statement of Compliance for Year End December 31, 2007.